Form 10-Q
period 2009-05-31
TSUKUDA AMERICA INC.
filed 2009-07-16
CIK 1456368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 000-158233

                             TSUKUDA-AMERICA INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                           26-4186552
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       5I9 East Interstate 30, Suite #248
            Rockwall, Texas                                        75087
(Address of principal executive offices)                         (Zip code)

                                    267-295-2684
              (Registrant's telephone number, including area code)

                            9465 Counsels Row, Suite 200
                               Indianapolis, IN 46240
                             Tel: (267) 295-2684
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 13, 2009, the Issuer had 10,000,000 shares of common stock issued and outstanding.

                             Tsukuda America Inc.
                         (An Exploration Stage Company)

                                  May 31, 2009
                                                                           Index
                                                                           -----

Balance Sheets..........................................................     3

Statements of Expenses..................................................     4

Statements of Cash Flows................................................     5

Notes to the Financial Statements.......................................     6

                             Tsukuda America Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                      May 31,           February 28,
                                                           2009               2009
                                                       ---------          ---------
ASSETS
Current Assets
  Cash                                                 $   3,255          $   4,255
                                                       ---------          ---------
Total Assets                                           $   3,255          $   4,255
                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                     $       0          $       0
                                                       ---------          ---------

Total Liabilities                                      $       0          $       0
                                                       ---------          ---------
Stockholders' Deficit
  Common Stock, 100,000,000 shares authorized,
$0.0001 par value 10,000,000 shares issued
and outstanding                                            1,000              1,000
  Additional Paid-in Capital                               9,000              9,000
  Deficit Accumulated During the Exploration Stage        (6,745)            (5,745)
                                                       ---------           ---------
Total Stockholders' Equity                             $   3,255           $  4,255
                                                       ---------           ---------

Total Liabilities and Stockholders' Equity             $   3,255           $  4,255
                                                       =========           =========

                  See notes to unaudited financial statements

                             Tsukuda America Inc.
                         (An Exploration Stage Company)
                             Statements of Expenses
                                   (Unaudited)

                                                            Accumulated from
                                            Three Months    February 4, 2009
                                            Ended          (Date of Inception)
                                            May 31, 2009    to May 31, 2009
                                            ------------    ------------------
Revenue                                     $        0      $        0

Expenses
  General and administrative                $    1,000      $    1,000
  Mining property costs                          5,745           5,745
                                              ----------      ----------

Total Expenses                                   6,745           6,745
                                            ----------      ----------

Net Loss                                    $   (6,745)     $   (6,745)
                                            ==========      ==========

Net Loss Per Share -
Basic and Diluted                           $  (0.0006)     $  (0.0006)
                                            ==========      ==========

Weighted Average Shares Outstanding         10,000,000             N/A
                                            ==========      ==========

                   See notes to unaudited financial statements

                             Tsukuda America Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 Accumulated from
                                             Three Months        February 4, 2009
                                             Ended              (Date of Inception)
                                             May 31, 2009        to May 31, 2009
                                             ---------           ------------------
Operating Activities
  Net loss                                   $  (5,745)         $(  5,745)
                                             ---------          ---------
Net Cash Used in
Operating Activities                            (1,000)          (  1,000)
                                             ---------          ---------
Investing Activities                                --                 --
  Loan Receivable

Financing Activities
Proceeds from the
issuance of common stock                            --             10,000
                                             ---------          ---------
Net Cash Provided by
Financing Activities                                --             10,000
                                             ---------          ---------

Increase (Decrease) in Cash                     (4,185)            10,000

Cash - Beginning of Period                       4,431                 --
                                             ---------          ---------

Cash - End of Period                         $     246          $     245
                                             =========          =========
Supplemental Disclosures:
  Interest paid                             $      --          $      --
  Income taxes paid                                --                 --
                                            =========          =========

                   See notes to unaudited financial statements
                                         5
Tsukuda America Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements

1. Basis of Presentation

The accompanying unaudited interim financial statements of Tsukuda have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Tsukuda's audited financial statements and notes thereto contained in Tsukuda's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Tsukuda's fiscal 2009 financial statements have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Tsukuda will continue to realize its assets and discharge its liabilities in the normal course of business. Tsukuda has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Tsukuda as a going concern is dependent upon the continued financial support from its shareholders, the ability of Tsukuda to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2009, Tsukuda has accumulated losses since inception and has negative working capital. These factors raise substantial doubt regarding Tsukuda's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Tsukuda be unable to continue as a going concern.

3. Related Party Transactions

During the quarter ended May 31, 2009 the Company recognized a total of $1,000 for donated services at $200 per month and $400 for donated rent at $133 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II - Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and our Current Reports, we file from time to time with the Securities and Exchange Commission (the "SEC").

As used in this Quarterly Report, the terms "we," "us," "our," "Tsukuda," and the "Company" mean Tsukuda America Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

INTRODUCTION

GENERAL INFORMATION ABOUT OUR COMPANY

Tsukuda-America Inc. was incorporated in the State of Indiana on February 4, 2009 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from this offering to develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are an exploration stage company with no revenues or operating history? The principal executive offices are located at 519 East Interstate 30 Suite 248, Rockwall, TX 75087. The telephone number is (267) 295-2684.

We received our initial funding of $10,000 through the sale of common stock to our officer and director, Mr. Petros, who purchased 10,000,000 shares of our common stock at $0.001 per share on February 4, 2009. Our financial statements from inception (February 4, 2009) through February 28, 2009 report a net loss of ($5,745) and no revenues. Our independent auditor has issued an audit opinion for Tsukuda-America Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Gold Nugget 1 Mineral Claim. The Gold Nugget 1 consists of an area of 160 acres located in the Jicarilla Mountains Area, Lincoln County, New Mexico. Title to the Gold Nugget 1 is held by Tsukuda-America Inc. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property. Moreover, if such deposits are discovered, there is no guarantee that we will enter into further substantial exploration programs.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities are not liquid.

DESCRIPTION OF PROPERTY

The property owned by Tsukuda-America Inc., on which the net proceeds of the offering will be spent, is the Gold Nugget 1 Claim which is comprised of eight contiguous claims totaling 160 acres, located in the Jicarilla Mountain Area, Lincoln County, New Mexico, USA.

The Gold Nugget 1 is located approximately 16 miles northeast of the town of Carrizozo, NM. It may be reached by driving 12 miles north from Carrizozo on paved State Highway 54 to a dirt road turn-off to the east. This road leads to the Gold Nugget 1 located 4 miles from the highway.

The claims were recorded with the County and the Bureau of Land Management. Prior to September 1, 2010, we will be required to make a filing that discloses our intent to do field work and record it as assessment work with the Bureau of Land Management, Santa Fe, New Mexico.

CLIMATE AND GENERAL PHYSIOGRAPHY

The claim block covers gently rolling to moderately rugged topography ranging in elevation from 6600-7200 feet. Elevations in the area are 6780-6900 feet. Vegetation is sparse, consisting of scattered juniper trees with grass and rare small cactus ground cover. The Gold Nugget 1 is located approximately 16 miles northeast of the town of Carrizozo, NM. It may be reached by driving 12 miles north from Carrizozo on paved State Highway 54 to a dirt road turn-off to the east. This road leads to the Gold Nugget 1 located 4 miles from the highway.

The climate of the area is amenable to year-round operations. Summer temperatures reach 95 degrees and winter temperatures may drop below freezing with brief periods of snow. It is expected that a potential mining operation on the property would not encounter difficulties with securing permits from government agencies. The property is currently is not supplied with power and telephone service. Water for a mining operation will probably only be available from wells drilled on the property. The gently rolling terrain in the area of the Gold Nugget 1 should provide acceptable locations for plant sites and waste and tailings disposal.

The physiography of the Gold Nugget 1 is moderately sloping terrain that occurs on the North South flank of a steep mountainous hill. Much of this area with many broad open valleys and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. The area is arid to semi-arid. Many intermittent, old south draining water courses traverse the area, but surface water is very scarce and potable surface water does not occur. Drilling water would have to be trucked in from Silver Peak. Mining holds an historical and contemporary place in the development and economic well being of the area.

INFRASTRUCTURE

The Town of Carrizozo offers much of the necessary amenities required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can be acquired in the City of Las Cruces lying 125 miles by paved road (US Highway 54) to the south of Carrizozo.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration program are at hand in the Jicarilla Mountain areas.

PROPERTY HISTORY

Lincoln County has produced around 200,000 ounces of gold, mostly from placer and lode sources.

JICARILLA MOUNTAINS

This is an area near the village of White Oaks northeast of Carrizozo. The placers have been worked almost continuously since 1850 to the present. All of the operations have been small scale, one man type operations. Water is scarce and there is a lot of overburden to remove before any gold is found. However, it is estimated that there is considerable gold here and believe that all of it will be gotten by small scale methods. The estimated production is around 15,000 ounces. Much of the area is claimed and active. Most of the placer operations took place in Ancho, Rico, Spring and Warner Gulches.

White Oaks Area

This general area has reported nearly 90% of Lincoln County production. The area that gold can be found is 16 miles north and east of Carrizozo in the Jicarilla Mountains. Placer gold was reportedly mined here before 1860, but little production has been mentioned since. The mines closed during the 1930s. Most of the placer mining was done in Baxter and White Oaks Gulch and the tributaries to these gulches. Lincoln County has yielded a variety of metals and minerals: gold, coal, iron, lead, copper, zinc, fluorite, bastnaesite, gypsum, tungsten. In addition, deposits of molybdenum, thorium, uranium, and manganese are known, although no significant production has been recorded.

The Jicarilla Mountain White Oaks district produced almost $3 million in gold from the time of its discovery in 1879 until shortly after the turn of the century. This district was the leading producer for the entire county. The Nogal and Gallinas districts produced significant amounts of metals during the late 1800s and early 1900s. Lesser districts, such as the Oscuro, Jicarilla, and Schelerville, have produced gold, copper, and other metals intermittently in the past. Mining was revived during WW II and later years to produce iron, fluorspar, and bastnaesite in previously known districts, but mining is now practically at a standstill. The total recorded production for Lincoln County to date is estimated at approximately $5.5 million.

PLAN OF OPERATION

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

Our current cash balance is $3,255. We believe our cash balance is sufficient to fund our limited levels of operations until we receive funding. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from this offering. We are an exploration stage company and have generated no revenue to date. We have sold $10,000 in equity securities to pay for our minimum level of operations.

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold, silver and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claims to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Our plan of operation for the twelve months following the date of this prospectus is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $80,000 we anticipate spending for Phase 1 and $90,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $90,000 on professional fees, including geologist and fees payable in connection with the filing of this registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $604,255, which is the amount to be raised in this offering and our cash on hand. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed.

We engaged in locating a local geologist to further evaluate the results of the history of the exploration of our mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. Samples will be taken from various locations on our properties and the reports will be published when available.

Tsukuda is seeking exploratory funds from this offering we plan to commence Phase 1 of the exploration program on the claims in the winter of 2009. We have a verbal agreement with our consulting geologist, to retain their services and work with a local geologist for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare her report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in the spring of 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare her report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase two of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase three of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $25,000 and will take approximately 4 weeks to complete and an additional three to four months for the consulting geologist to receive the results from the assay lab and prepare her report.

Subject to financing, we anticipate commencing the third phase sometime after Phase 1 and Phase 2 have been complete; the timing will depend on the consulting geologist's schedule. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

FINANCING REQUIREMENTS

From inception to May 31, 2009, we have suffered cumulative losses in the amount of $6,745. We expect to continue to incur losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances in order to meet our objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities.

However, we do not have any financing arrangements currently in place and there can be no assurance that we will be able to obtain sufficient financing when needed. As a result of the foregoing, our independent auditors believe there is substantial doubt about our ability to continue as a going concern.

There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were inline with the current SEC's rules and regulations.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31 Section 302 Certification of
Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification of
Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009

TSUKUDA AMERICA INC.

By: /s/ John Petros
---------------------
John Petros
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)